Form 10-Q
period 2022-06-30
Eastern Gas Transmission & Storage, Inc.
filed 2022-09-06
CIK 1936737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Exact name of registrant as specified in its charter
State or other jurisdiction of incorporation or organization
Commission	Address of principal executive offices	IRS Employer
File Number	Registrant's telephone number, including area code	Identification No.
333-266049	EASTERN GAS TRANSMISSION AND STORAGE, INC.	55-0629203
(A Delaware Corporation)
6603 West Broad Street
Richmond, Virginia 23230
804-613-5100

N/A
(Former name or former address, if changed from last report)
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐        Emerging growth company ☐
Non-accelerated filer ☒        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of September 1, 2022, 60,101 shares of common stock, $10,000 par value, were outstanding.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 3, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Eastern Gas Transmission and Storage, Inc. and Related Entities
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Debt Exchange Transaction	On June 30, 2021, as part of a common control transaction between Eastern Energy Gas and EGTS, Eastern Energy Gas exchanged issued and outstanding third-party notes for new senior notes making EGTS the primary obligor of the new senior notes.

Certain Industry Terms
AFUDC	Allowance for Funds Used During Construction
SEC	United States Securities and Exchange Commission
ii

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon EGTS' current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of EGTS and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:
•general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including income tax reform, initiatives regarding deregulation and restructuring and reliability and safety standards, affecting EGTS' operations or related industries;
•changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce facility throughput, accelerate facility retirements or delay facility construction or acquisition;
•the outcome of general rate cases, regulatory rate reviews and other proceedings conducted by the Federal Energy Regulatory Commission or other regulatory, governmental and legal bodies and EGTS' ability to recover costs through rates in a timely manner;
•changes in economic, industry, competition or weather conditions, as well as demographic trends and new technologies, that could affect customer growth and usage, natural gas supply or EGTS' ability to obtain long-term contracts with customers and suppliers;
•performance, availability and ongoing operation of EGTS' facilities due to the impacts of market conditions, outages and associated repairs, weather and operating conditions;
•the effects of catastrophic and other unforeseen events, which may be caused by factors beyond EGTS' control or by a breakdown or failure of EGTS' operating assets, including severe storms, floods, fires, extreme temperature events, wind events, earthquakes, explosions, landslides, litigation, wars (including, for example, Russia's invasion of Ukraine in February 2022), terrorism, pandemics, embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;
•the ability to economically obtain insurance coverage, or any insurance coverage at all, sufficient to cover losses arising from catastrophic events;
•the financial condition, creditworthiness and operational stability of EGTS' significant customers and suppliers;
•changes in EGTS' business strategy or development plans;
•availability, terms and deployment of capital, including reductions in demand for debt securities and other sources of debt financing and volatility in interest rates;
•changes in EGTS' credit ratings;
•the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;
•the impact of inflation on costs and EGTS' ability to recover such costs in regulated rates;
•increases in employee healthcare costs;
•the impact of investment performance, certain participant elections such as lump sum distributions and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements;
•the impact of supply chain disruptions and workforce availability on EGTS' ongoing operations and EGTS' ability to timely complete construction projects;
•unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future facilities and infrastructure additions;
•the availability and price of natural gas in applicable geographic regions and demand for natural gas supply;
iii

•the impact of new accounting guidance or changes in current accounting estimates and assumptions on EGTS' financial results; and
•other business or investment considerations that may be disclosed from time to time in EGTS' filings with the SEC or in other publicly disseminated written documents.
Further details of the potential risks and uncertainties affecting EGTS is described in its filings with the SEC, including Part II, Item 1A and other discussions contained in this Form 10-Q. EGTS undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of June 30, 2022, the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated July 7, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of EGTS' management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to EGTS in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Richmond, Virginia
September 2, 2022

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29	$11
Restricted cash and cash equivalents	24	15
Trade receivables, net	81	98
Receivables from affiliates	8	9
Inventories	50	48
Income taxes receivable	3	19
Prepayments	36	35
Natural gas imbalances	187	94
Other current assets	9	10
Total current assets	427	339

Property, plant and equipment, net	4,405	4,440
Deferred income taxes	169	199
Notes receivable from affiliates	1	3
Other assets	113	120

Total assets	$5,115	$5,101

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	June 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$28	$54
Accounts payable to affiliates	15	13
Accrued property, income and other taxes	67	71
Accrued employee expenses	23	12
Notes payable to affiliates	7	68
Regulatory liabilities	23	25
Customer and security deposits	24	15
Asset retirement obligations	32	33
Other current liabilities	82	37
Total current liabilities	301	328

Long-term debt	1,582	1,581
Regulatory liabilities	510	507
Other long-term liabilities	139	145
Total liabilities	2,532	2,561

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 shares issued and outstanding	609	609
Additional paid-in capital	1,254	1,241
Retained earnings	750	721
Accumulated other comprehensive loss, net	(30)	(31)
Total shareholder's equity	2,583	2,540

Total liabilities and shareholder's equity	$5,115	$5,101

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Operating revenue	$234	$192	$457	$433

Operating expenses:
Excess gas	(21)	(9)	(24)	(10)
Operations and maintenance	86	96	170	188
Depreciation and amortization	38	41	81	81
Property and other taxes	15	17	24	33
Disallowance and abandonment of utility plant	—	(11)	—	(11)
Total operating expenses	118	134	251	281

Operating income	116	58	206	152

Other income (expense):
Interest expense	(17)	(22)	(34)	(44)
Allowance for equity funds	1	2	2	3
Other, net	(1)	—	(1)	1
Total other income (expense)	(17)	(20)	(33)	(40)

Income before income tax expense	99	38	173	112
Income tax expense	28	12	47	30
Net income	$71	$26	$126	$82

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Net income	$71	$26	$126	$82

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on cash flow hedges, net of tax of $—, $(12), $— and $(12)	—	(32)	1	(32)
Total other comprehensive (loss) income, net of tax	—	(32)	1	(32)
Comprehensive income (loss)	$71	$(6)	$127	$50

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2021	60,101	$609	$940	$679	$—	$2,228
Net income	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	(32)	(32)
Contributions	—	—	275	—	—	275
Balance, June 30, 2021	60,101	$609	$1,215	$705	$(32)	$2,497

Balance, December 31, 2020	60,101	$609	$929	$641	$—	$2,179
Net income	—	—	—	82	—	82
Other comprehensive loss	—	—	—	—	(32)	(32)
Dividends declared	—	—	—	(18)	—	(18)
Contributions	—	—	286	—	—	286
Balance, June 30, 2021	60,101	$609	$1,215	$705	$(32)	$2,497

Balance, March 31, 2022	60,101	$609	$1,241	$776	$(30)	$2,596
Net income	—	—	—	71	—	71
Dividends declared	—	—	—	(97)	—	(97)
Contributions	—	—	13	—	—	13
Balance, June 30, 2022	60,101	$609	$1,254	$750	$(30)	$2,583

Balance, December 31, 2021	60,101	$609	$1,241	$721	$(31)	$2,540
Net income	—	—	—	126	—	126
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(97)	—	(97)
Contributions	—	—	13	—	—	13
Balance, June 30, 2022	60,101	$609	$1,254	$750	$(30)	$2,583

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$126	$82
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on other items, net	1	(9)
Depreciation and amortization	81	81
Allowance for equity funds	(2)	(3)
Changes in regulatory assets and liabilities	(9)	7
Deferred income taxes	30	46
Other, net	4	(4)
Changes in other operating assets and liabilities:
Trade receivables and other assets	4	51
Receivables from affiliates	1	(45)
Pension and other postretirement benefit plans	—	(11)
Accrued property, income and other taxes	(8)	(11)
Accounts payable and other liabilities	51	(7)
Accounts payable to affiliates	2	21
Net cash flows from operating activities	281	198

Cash flows from investing activities:
Capital expenditures	(109)	(115)
Repayment of notes by affiliates	10	—
Notes to affiliates	(8)	—
Other, net	(6)	(12)
Net cash flows from investing activities	(113)	(127)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	(61)	(65)
Dividends paid	(80)	(18)
Other, net	—	8
Net cash flows from financing activities	(141)	(75)

Net change in cash and cash equivalents and restricted cash and cash equivalents	27	(4)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	26	23
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$53	$19

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission pipeline and underground storage. EGTS' operations include transmission pipelines in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. EGTS is a wholly owned subsidiary of Eastern Energy Gas Holdings, LLC ("Eastern Energy Gas"), which is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's ("SEC") rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements for the three years ended December 31, 2021 included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2022	2021
Interstate natural gas pipeline and storage assets	29 - 41 years	$6,551	$6,517
Intangible plant	5 - 40 years	73	74
Plant in-service		6,624	6,591
Accumulated depreciation and amortization		(2,381)	(2,339)
Plant in-service, net		4,243	4,252
Construction work-in-progress		162	188
Property, plant and equipment, net		$4,405	$4,440

(3)    Regulatory Matters

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund and the outcome of hearing procedures. In June 2022, the parties reached an agreement in principle and the litigation procedural schedule was ordered held in abeyance for 90 days to enable the parties to finalize a settlement. The settlement is expected to be filed by September 30, 2022. As of June 30, 2022, EGTS' provision for rate refund for April 2022 through June 2022 totaled $35 million and was included in other current liabilities on the Consolidated Balance Sheet.

In July 2017, the FERC audit staff communicated to EGTS that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) estimated charge for disallowance of capitalized allowance for funds used during construction. As a condition of the December 2020 ruling, EGTS filed its proposed accounting entries and supporting documentation with the FERC during the second quarter of 2021. During the finalization of these entries, EGTS refined the estimated charge for disallowance of capitalized allowance for funds used during construction, which resulted in a reduction to the estimated charge of $11 million ($8 million after-tax) that was recorded in disallowance and abandonment of utility plant in its Consolidated Statements of Operations in the second quarter of 2021. In September 2021, the FERC approved EGTS' accounting entries and supporting documentation.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2022	2021
Investments:
Investment funds	$13	$13
Total investments	13	13

Restricted cash and cash equivalents:
Customer deposits	24	15
Total restricted cash and cash equivalents	24	15

Total investments and restricted cash and cash equivalents	$37	$28

Reflected as:
Current assets	$24	$15
Noncurrent assets	13	13
Total investments and restricted cash and cash equivalents	$37	$28

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of customer deposits as allowed under the FERC gas tariff. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$29	$11
Restricted cash and cash equivalents	24	15
Total cash and cash equivalents and restricted cash and cash equivalents	$53	$26

(5)    Long-Term Debt

On June 30, 2021, Eastern Energy Gas exchanged a total of $1.6 billion of its issued and outstanding third party notes for new notes, making EGTS the primary obligor of the new notes. The terms of the new notes are substantially similar to the terms of the original Eastern Energy Gas notes. The debt exchange was a common control transaction accounted for as a debt modification. As such, no gain or loss was recognized in the Consolidated Statements of Operations and approximately $17 million of unamortized discounts and debt issuance costs and $32 million of deferred losses on previously settled interest rate swaps remaining in AOCI were contributed to EGTS by Eastern Energy Gas in connection with the transaction. In addition, new fees of $2 million paid directly to note holders in connection with the exchange were deferred as additional debt issuance costs that will be amortized over the lives of the respective notes. As a result of the transaction, EGTS' $1.9 billion of long-term indebtedness to Eastern Energy Gas was cancelled in full and the remaining balance was satisfied through a capital contribution.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	7	8	6	7
Effects of ratemaking	—	(4)	—	(3)
Debt exchange	—	6	—	2
Other, net	—	1	—	—
Effective income tax rate	28%	32%	27%	27%

(7)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $5 million to the MidAmerican Energy Company Retirement Plan and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the six-month period ended June 30, 2022. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of both June 30, 2022 and December 31, 2021, EGTS' net amount due to MidAmerican Energy associated with these plans and primarily reflected in other long-term liabilities on the Consolidated Balance Sheets was $76 million.

(8)    Fair Value Measurements

The carrying value of EGTS' cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. EGTS has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that EGTS has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect EGTS' judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. EGTS develops these inputs based on the best information available, including its own data.

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2022
Assets:
Money market mutual funds	$15	$—	$—	$15
Equity securities:
Investment funds	13	—	—	13
	$28	$—	$—	$28

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
	$—	$(1)	$—	$(1)

As of December 31, 2021
Assets:
Equity securities:
Investment funds	$13	$—	$—	$13
	$13	$—	$—	$13

EGTS' investments in money market mutual funds and investment funds are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchase or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which EGTS transacts. When quoted prices for identical contracts are not available, EGTS uses forward price curves. Forward price curves represent EGTS' estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. EGTS bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by EGTS. Market price quotations are generally readily obtainable for the applicable term of EGTS' outstanding derivative contracts; therefore, EGTS' forward price curves reflect observable market quotes. Market price quotations for certain natural gas trading hubs are not as readily obtainable due to the length of the contracts. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, EGTS uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of contracts.

EGTS' long-term debt is carried at cost, including unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Financial Statements. The fair value of EGTS' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The following table presents the carrying value and estimated fair value of EGTS' long-term debt (in millions):

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,582	$1,449	$1,581	$1,812

(9)    Commitments and Contingencies

Legal Matters

EGTS is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. EGTS does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Environmental Laws and Regulations

EGTS is subject to federal, state and local laws and regulations regarding climate change, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. EGTS believes it is in material compliance with all applicable laws and regulations.

(10)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer Revenue:
Regulated:
Gas transportation	$145	$129	$310	$288
Gas storage	69	47	116	95
Wholesale	—	—	—	17
Total regulated	214	176	426	400
Management service and other revenues	19	18	37	35
Total Customer Revenue	233	194	463	435
Other revenue(1)	1	(2)	(6)	(2)
Total operating revenue	$234	$192	$457	$433

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2022 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
EGTS	$864	$4,000	$4,864

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of EGTS during the periods included herein. This discussion should be read in conjunction with EGTS' historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. EGTS' actual results in the future could differ significantly from the historical results.

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Net income for the second quarter of 2022 was $71 million, an increase of $45 million compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $54 million, partially offset by an increase in income tax expense of $16 million primarily due to higher pre-tax income.

Net income for the first six months of 2022 was $126 million, an increase of $44 million compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $38 million, lower interest expense of $10 million primarily due to lower interest rates and lower than estimated 2021 tax assessments of $9 million, partially offset by an increase in income tax expense of $17 million primarily due to higher pre-tax income.

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021

Operating revenue increased $42 million, or 22%, for the second quarter of 2022 compared to 2021, primarily due to an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, an increase in variable revenue related to park and loan activity of $6 million and a $4 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021.

Excess gas increased $12 million for the second quarter of 2022 compared to 2021, primarily due to favorable valuations of system gas of $27 million, partially offset by an unfavorable change to operational and system balancing volumes of $16 million.

Operations and maintenance decreased $10 million, or 10%, for the second quarter of 2022 compared to 2021, primarily due to a decrease in post-retirement benefit related costs of $5 million and bank and legal fees recorded in 2021 related to the debt exchange with Eastern Energy Gas of $4 million.

Depreciation and amortization decreased $3 million, or 7%, for the second quarter of 2022 compared to 2021, primarily due to a decrease due to an agreement in principle for EGTS' general rate case of $6 million, partially offset by higher plant placed in-service of $3 million.

Disallowance and abandonment of utility plant decreased $11 million for the second quarter of 2022 compared to 2021, due to a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC.

Interest expense decreased $5 million, or 23%, for the second quarter of 2022 compared to 2021, primarily due to lower expense of $22 million related to the elimination of long-term indebtedness to Eastern Energy Gas following the Debt Exchange Transaction in June 2021. These decreases were partially offset by $16 million of interest expense incurred under the senior notes issued in connection with that transaction, which bear lower interest rates than the original long-term indebtedness to Eastern Energy Gas.

Income tax expense increased $16 million for the second quarter of 2022 compared to 2021, primarily due to higher pre-tax income. The effective tax rate was 28% for the second quarter of 2022 and 32% for the second quarter of 2021, and the decrease in the effective rate is primarily due to the impacts from the 2021 debt exchange with Eastern Energy Gas.

First Six Months Ended June 30, 2022 Compared to First Six Months Ended June 30, 2021

Operating revenue increased $24 million, or 6%, for the first six months of 2022 compared to 2021, primarily due to an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, an increase in variable revenue related to park and loan activity of $11 million and a $7 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021, partially offset by a decrease in regulated gas sales of $17 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $14 million for the first six months of 2022 compared to 2021, primarily due to a decrease in volumes sold of $14 million and favorable valuations of system gas of $18 million, partially offset by an unfavorable change to operational and system balancing volumes of $20 million.

Operations and maintenance decreased $18 million, or 10%, for the first six months of 2022 compared to 2021, primarily due to a decrease in post-retirement benefit related costs of $9 million, lower long-term incentive plan expenses of $5 million and bank and legal fees recorded in 2021 related to the debt exchange with Eastern Energy Gas of $4 million.

Depreciation and amortization for both the first six months of 2022 and 2021 were $81 million. A decrease of $6 million due to an agreement in principle for EGTS' general rate case was offset by higher plant placed in-service of $6 million.

Property and other taxes decreased $9 million, or 27%, for the first six months of 2022 compared to 2021, primarily due to lower than estimated 2021 tax assessments.

Disallowance and abandonment of utility plant decreased $11 million for the first six months of 2022 compared to 2021, due to a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC.

Interest expense decreased $10 million, or 23%, for the first six months of 2022 compared to 2021, primarily due to lower expense of $44 million related to the elimination of long-term indebtedness to Eastern Energy Gas following the Debt Exchange Transaction in June 2021. These decreases were partially offset by $32 million of interest expense incurred under the senior notes issued in connection with that transaction, which bear lower interest rates than the original long-term indebtedness to Eastern Energy Gas.

Income tax expense increased $17 million, or 57%, for the first six months of 2022 compared to 2021, primarily due to higher pre-tax income. The effective tax rate was 27% for both the first six months of 2022 and 2021.

Liquidity and Capital Resources

As of June 30, 2022, EGTS' total net liquidity was $422 million as follows (in millions):

Cash and cash equivalents	$29

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	7
Net intercompany revolving credit agreement	393

Total net liquidity	$422

Intercompany revolving credit agreement:
Maturity date	2023

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $281 million and $198 million, respectively. The change is primarily due to the impacts from the proposed rates in effect April 1, 2022 for the EGTS general rate case and other working capital adjustments.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(113) million and $(127) million, respectively. The decrease is primarily due to repayments of loans by affiliates of $10 million, decreases in plant removal costs of $7 million and decreases in capital expenditures of $6 million, partially offset by loans to affiliates of $8 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2022 were $(141) million and consisted of dividends paid to Eastern Energy Gas of $80 million and net repayment of notes payable to Eastern Energy Gas of $61 million.

Net cash flows from financing activities for the six-month period ended June 30, 2021 were $(75) million. Uses of cash totaled $83 million and consisted of net repayment of notes payable to Eastern Energy Gas of $65 million and dividends paid to Eastern Energy Gas of $18 million.

Future Uses of Cash

EGTS has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, intercompany revolving credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which EGTS has access to external financing depends on a variety of factors, including regulatory approvals, EGTS' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the natural gas transportation pipeline and storage industry.

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Natural gas transmission and storage	$7	$21	$42
Other	108	88	201
Total	$115	$109	$243

EGTS' natural gas transmission and storage capital expenditures primarily include growth capital expenditures related to planned regulated projects. EGTS' other capital expenditures consist primarily of pipeline integrity work, automation and controls upgrades, underground storage, corrosion control, unit exchanges, compressor modifications and projects related to the new Pipeline and Hazardous Materials Safety Administration natural gas storage rules that became effective in March 2020. The amounts also include EGTS' asset modernization program, which includes projects for vintage pipeline replacement, compression replacement, pipeline assessment and underground storage integrity.

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, other than natural gas supply and transportation cash requirements increasing $87 million, primarily due to rate increases for pipeline transportation and storage purchase obligations as a result of a recent rate case.

Regulatory Matters

EGTS is subject to comprehensive regulation. Refer to Note 7 of Notes to Consolidated Financial Statements for the three years ended December 31, 2021 and the "Business - Regulation" section included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, and Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion regarding EGTS' current regulatory matters.

Environmental Laws and Regulations

EGTS is subject to federal, state and local laws and regulations regarding climate change, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact EGTS' current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. EGTS believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and EGTS is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results.

Refer to Note 15 of Notes to Consolidated Financial Statements for the three years ended December 31, 2021 and the "Business - Regulation - Pipeline Safety Regulation" and "Business - Regulation - Environmental Regulation" sections included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, for additional information regarding environmental laws and regulations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting EGTS, see the Quantitative and Qualitative Disclosure About Market Risk section included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended. EGTS' exposure to market risk and its management of such risk has not changed materially since December 31, 2021.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon this evaluation, management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for EGTS were effective to ensure that information required to be disclosed by EGTS in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. EGTS hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.    Legal Proceedings

There has been no material change to legal proceedings from those disclosed in the "Business" section of EGTS' Form S-4 (SEC Registration No. 333-266049), as amended.

Item 1A.Risk Factors

There has been no material change to risk factors from those disclosed in the "Risk Factors" section of EGTS' Form S-4 (SEC Registration No. 333-266049), as amended.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following is a list of exhibits filed as part of this Quarterly Report.

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: September 2, 2022	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)